Form 10-Q/A
period 2021-03-31
IBERE PHARMACEUTICALS
filed 2021-08-16
CIK 1835205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of July 16, 2021, there were 13,800,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IBERE PHARMACEUTICALS

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

EXPLANATORY NOTE

Ibere Pharmaceuticals (the “Company,” “Ibere,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on July 16, 2021 (the “Original Quarterly Report”).

Background of Restatement

On April 12, 2021, the SEC released a public statement (the “Public Statement”) informing market participants that warrants issued by SPACs may require classification as liabilities rather than equity, with changes in the fair value of the warrants reported in earnings each period, due to certain common provisions in SPAC warrant agreements providing for cash settlement in certain circumstances.

Following consideration of the guidance in the SEC’s Public Statement, the Company concluded the warrants did not meet the conditions to be classified as equity since the warrant agreement governing Ibere’s warrants includes a tender offer provision that would require both the public warrants and private placement warrants issued in connection with Ibere’s initial public offering to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, and thus following such guidance, the warrants should have been classified as a liability in the previously issued financial statements. As a result, the Company recorded the warrants as liabilities in its Original Quarterly Report.

However, subsequent to filing of the Original Quarterly Report, management has identified errors made in the historical financial statements related to its shareholders’ equity where on the date of issuance of the units, Ibere improperly allocated the net proceeds among the Class A ordinary shares subject to possible redemption and public warrants. Additionally, the Class A ordinary shares issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside Company control. Therefore, management concluded that Ibere should have classified the redeemable shares in temporary equity and remeasured these shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of Ibere’s initial public offering. As a result, management has noted a reclassification error related to temporary equity and permanent equity. In addition, after further evaluation of the assumptions used in the valuation report as of March 2, 2021 and March 31, 2021 to value the warrants, the Company adjusted those assumptions and revised the fair value of the warrants as of March 2, 2021 and March 31, 2021.

As a result, the Company’s management, together with the Audit Committee, determined on August 10, 2021, that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 should be restated in the Form 10-Q/A as a result of this error. These restatements and revisions result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On August 13, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2021. The Company’s management has concluded that in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex accounting transactions. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IBERE PHARMACEUTICALS

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited and
	Restated)
ASSETS
Current assets
Cash	$1,217,248	$175,366
Prepaid expenses	409,300	—
Total Current Assets	1,626,548	175,366

Deferred offering costs	—	501,000
Marketable securities held in Trust Account	138,004,575	—
TOTAL ASSETS	$139,631,123	$676,366

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$59,087	$2,218
Accrued offering costs	330,888	485,907
Promissory note - related party	5,959	169,000
Total Current Liabilities	395,934	657,125

Deferred underwriting fee payable	4,830,000	—
Warrant liability	9,201,650	—
TOTAL LIABILITIES	14,427,584	657,125

Commitments

Class A ordinary shares subject to possible redemption 13,800,000 and no shares at March 31, 2021 and December 31, 2020, respectively, at redemption value	138,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 13,800,000 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 3,450,000 shares issued and outstanding, at March 31, 2021 and December 31, 2020, respectively(1)	345	345
Additional paid-in capital	—	24,655
Accumulated deficit	(12,796,806)	(5,759)
Total Shareholders’ Equity (Deficit)	(12,796,461)	19,241
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$139,631,123	$676,366

(1)	At December 31, 2020, includes an aggregate up to 450,000 Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriters (see Note 6). On February 25, 2021, the Company effected a share dividend of 575,000 Class B ordinary shares, resulting in there being an aggregate of 3,450,000 Class B ordinary shares outstanding (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED AND RESTATED)

Operating and formation costs	$94,478
Loss from operations	(94,478)

Other income:
Interest earned on marketable securities held in Trust Account	2,586
Interest income - bank	176
Unrealized gain on marketable securities held in Trust Account	1,989
Transaction costs allocable to warrant liabilities	(364,321)
Change in fair value of warrants	48,350
Total other income	(311,220)

Net loss	$(405,698)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	4,446,667
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$1.19

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,145,000
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(1.82)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED March 31, 2021

(UNAUDITED AND RESTATED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	3,450,000	$345	$24,655	$(5,759)	$19,241
Proceeds in excess of fair value of Private Placement Warrants	—	—	—	—	967,000	—	967,000
Accretion Class A Ordinary shares subject to possible redemption	—	—	—	—	(991,655)	(12,385,349)	(13,377,004)
Net loss	—	—	—	—	—	(405,698)	(405,698)
Balance — March 31, 2021 (restated)	—	$—	3,450,000	$345	$—	$(12,796,806)	$(12,796,461)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED March 31, 2021

(UNAUDITED AND RESTATED)

Cash Flows from Operating Activities:
Net loss	$(405,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(48,350)
Transaction costs incurred in connection with IPO	364,321
Interest earned on marketable securities held in Trust Account	(2,586)
Unrealized loss (gain) on marketable securities held in Trust Account	(1,989)
Changes in operating assets and liabilities:
Prepaid expenses	(409,300)
Accrued expenses	56,869
Net cash used in operating activities	(446,733)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(138,000,000)
Net cash used in investing activities	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	135,240,000
Proceeds from sale of Private Placement Warrants	4,835,000
Proceeds from promissory note — related party	31,159
Repayment of promissory note — related party	(194,200)
Payment of offering costs	(423,344)
Net cash provided by financing activities	139,488,615

Net Change in Cash	1,041,882
Cash – Beginning of period	175,366
Cash – End of period	$1,217,248

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$155,019
Offering costs charges to additional paid-in capital	$769,325
Initial value of warrants	$9,250,000
Common stock subject to redemption	$138,000,000
Deferred underwriting fee payable	$4,830,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED) AND RESTATED

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

The Company will have until March 2, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Going Concern and Liquidity

As of March 31, 2021, the Company had $1,217,248 in its operating bank accounts, $138,004,575 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,230,614. As of March 31, 2021, approximately $4,575 of the amount on deposit in the Trust Account represented interest income, which is available for working capital needs.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these condensed financial statements were issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 6) to the Sponsor, and a $300,000 in note payable to the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of approximately $2.0 million. The Company fully repaid the note to the Sponsor in April 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 6). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company has no borrowings under the Working Capital Loans.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the SEC released a public statement (the “Public Statement”) informing market participants that warrants issued by SPACs may require classification as liabilities rather than equity, with changes in the fair value of the warrants reported in earnings each period, due to certain common provisions in SPAC warrant agreements providing for cash settlement in certain circumstances

Following consideration of the guidance in the SEC’s Public Statement, the Company concluded the public and private warrants issued in connection with Ibere’s initial public offering did not meet the conditions to be classified as equity since the warrant agreement governing Ibere’s warrants includes a tender offer provision that would require the warrants to be classified as a liability measured at fair value, with changes in fair value reported each period in earnings. As a result, the Company recorded the warrants as liabilities in its condensed financial statements as of and for the three months ended March 31, 2021, included in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on July 16, 2021 (the “Original Quarterly Report”).

However, subsequent to filing of the Original Quarterly Report, management has identified errors made in the historical financial statements related to its shareholders’ equity where on the date of issuance of the units, Ibere improperly allocated the net proceeds among the Class A ordinary shares subject to possible redemption and public warrants. Additionally, the Class A ordinary shares issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside Company control. Therefore, management concluded that Ibere should have classified all the Class A redeemable shares issued in the initial public offering in temporary equity and remeasured the shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of Ibere’s initial public offering. As a result, Management has noted a reclassification error related to temporary equity and permanent equity. In addition, after further evaluation of the assumptions used in the valuation report as of March 2, 2021 and March 31, 2021 to value the warrants, the Company adjusted those assumptions and revised the fair value of the warrants as of March 2, 2021 and March 31, 2021.

Impact of the Restatement

The table below summarizes the effects of the restatement of the March 31, 2021 financial statements from what was previously filed in the Original Report as discussed above in the “As Restated” column.

	As
	Previously		As
	Reported	Adjustments	Restated

Condensed Balance sheet as of March 31, 2021 (unaudited)
Warrant Liability	$9,512,400	(310,750)	9,201,650
Total liabilities	14,738,334	(310,750)	14,427,584
Class A ordinary shares Subject to Possible Redemption	119,892,787	18,107,213	138,000,000
Class A ordinary shares	181	(181)	—
Additional Paid-in Capital	5,107,233	(5,107,233)	—
Accumulated Deficit	(107,757)	(12,689,049)	(12,796,806)

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)

Change in fair value of warrants	352,050	(303,700)	48,350
Net loss	(101,998)	(303,700)	(405,698)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	11,963,034	(7,516,367)	4,446,667
Basic and diluted net income per share, Class A ordinary shares subject to redemption	—	1.19	1.19
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,736,911	(591,911)	3,145,000
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.03)	(1.79)	(1.82)

These restatements result in non-cash, non-operating financial statement corrections and have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the prospectus for its Initial Public Offering as filed with the SEC on February 25, 2021, as well as the Company’s Current Report on Form 8-K/A, as filed with the SEC on August [ ], 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Offering Costs Associated with the Initial Public Offering

Offering costs incurred in connection with preparation of the Initial Public Offering, of approximately $8.4 million, consisted principally of underwriter discounts of $7.6 million (including $4.8 million of which payment is deferred) and approximately $769,000 of professional, printing, filing, regulatory and other costs. These expenses, together with the underwriting discounts and commissions, were allocated to the Class A ordinary shares and the public warrants. Amounts allocated to the Class A ordinary shares were recognized as a reduction to the Class A ordinary shares carrying value and the amounts allocated to the public warrants were expensed immediately.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 13,800,000 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s Balance Sheets.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The Class A ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to the Public Warrants, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, March 2, 2021, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.  For the three months ended March 31, 2021, the Company recorded an accretion of $13,377,004, of which $991,655 was recorded in additional paid-in capital and $12,385,349 was recorded in accumulated deficit.

Allocation of issuance costs

The Company accounts for the allocation of its issuance costs to its Warrants using the guidance in ASC Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $8,359,325—consisting of $2,760,000 of underwriting fees, $4,830,000 of deferred underwriting commissions, and $769,325 of other offering costs—to the issuance of its Class A shares and Warrants in the amount of $7,995,004 and $364,321, respectively. Issuance costs attributed to the Warrants were expensed to the condensed statement of operations.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net income (loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per Class A redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the Class A redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the company split the amount to be

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

allocated using a ratio of 59% for the Class A public shares and 41% for the non-redeemable shares, reflective of the respective participation rights.

The earnings per share presented in the condensed statement of operations is based on the following:

For the three months ended March 31, 2021
Net Loss	$(405,698)
Accretion of temporary equity to redemption value	(13,377,004)
Net loss including accretion of temporary equity to redemption value	$(13,782,702)

	For the three months ended March 31, 2021
	Class A	Class B
	Ordinary Shares	Non- redeemable
	Subject to Redemption	Ordinary Shares
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(8,072,942)	$(5,709,760)
Accretion of temporary equity to redemption value	(13,377,004)	—
Allocation of net income (loss)	$5,304,062	$(5,709,760)

Denominator:
Weighted-average shares outstanding	4,446,667	3,145,000
Basic and diluted net income (loss) per share	$1.19	$(1.82)

In connection with the underwriters’ full exercise of the over-allotment option on March 2, 2021, 450,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,835,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,835,000 from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The difference between the initial fair value of $0.80 per Private Placement Warrants (or $3,868,000) (see Note 10) and the purchase of $1.00 per Private Placement Warrants of $967,000 was recorded in additional paid-in capital.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$138,004,575

Liabilities:
Warrant Liability – Public Warrants	3	5,382,000
Warrant Liability – Private Placement Warrants	3	3,819,650

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

Initial Measurement

The Company established the initial fair value for the Warrants on March 2, 2021, the date of the Company’s Initial Public Offering, using a Monte-Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The key inputs into the Monte-Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

March 2, 2021
(Initial
Input	Measurement)
Risk-free interest rate	0.82%
Term in years	5.8
Expected volatility	14.0%
Exercise price	$11.50
Stock Price	$9.60

On March 2, 2021, the Private Placement Warrants and Public Warrants were determined to be $0.80 and $0.78 per warrant for aggregate values of $3.87 million and $5.38 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis.

The key inputs into the Monte-Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows as of March 31, 2021:

Input	March 31, 2021
Risk-free interest rate	1.08%
Term in years	5.7
Expected volatility	14.0%
Exercise price	$11.50
Stock Price	$9.50

As of March 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $3.82 million and $5.38 million, respectively.

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 2, 2021 (IPO)	3,868,000	5,382,000	9,250,000
Change in valuation inputs or other assumptions	(48,350)	—	(48,350)
Fair value as of March 31, 2021	$3,819,650	$5,382,000	$9,201,650

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $405,698, which consists of formation and operating costs of $458,799 offset by change in fair value of warrants of $48,350, interest earned on marketable securities held in the Trust Account of $2,586, interest income from bank of $176 and an unrealized gain on marketable securities held in the Trust Account of $1,989.

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

For the three months ended March 31, 2021, net cash used in operating activities was $0.4 million. The net loss of $405,698 was affected by noncash charges related to the change in fair value of the warrant liability of approximately $0.4 million, and transaction costs incurred in connection with warrant liability of approximately $0.4 million. Changes in operating assets and liabilities used $352,431 of cash from operating activities.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of the filing of this report. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Warrant Liability

The Company accounts for warrants for the Company's ordinary shares as liabilities at fair value on the Balance Sheets because the warrants do not meet the criteria for classification within equity. Offering costs were allocated to the Ordinary Shares and Public Warrants and the amounts allocated to the Public Warrants were expensed immediately. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrants. At that time, the portion of the warrant liability related to the Warrants will be reclassified to additional paid-in capital.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 13,800,000 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s Balance Sheets.

The ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to the Public Warrants, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, March 2, 2021, was the redemption date.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per Class A redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the Class A redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the company split the amount to be allocated using a ratio of 59% for the Class A public shares and 41% for the non-redeemable shares, reflective of the respective participation rights.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. In the Original Report, we disclosed that our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in March 2021 due to the inappropriate application of accounting guidance related to complex financial instruments, which includes imbedded derivatives. Due to this error’s impact on our financial statements, we determined this to be a material weakness. This error in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). Upon further evaluation, as further described in this Report, due to the events that led to the restatement, a material weakness in our internal controls also exists as it relates to the accounting for temporary and permanent equity.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of March 31, 2021, this had not been fully remediated.

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

IBERE PHARMACEUTICALS

Date: August 16, 2021	By:	/s/ Osagie Imasogie
	Name:	Osagie Imasogie
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Lisa Gray
	Name:	Lisa Gray
	Title:	Chief Financial Officer, Executive Vice President and Director
(Principal Financial and Accounting Officer)