Form 10-Q
period 2021-06-30
IBERE PHARMACEUTICALS
filed 2021-08-16
CIK 1835205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 16, 2021, there were 13,800,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IBERE PHARMACEUTICALS

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IBERE PHARMACEUTICALS

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$855,808	$175,366
Prepaid expenses	350,185	—
Total Current Assets	1,205,993	175,366

Deferred offering costs	—	501,000
Investments held in Trust Account	138,008,715	—
TOTAL ASSETS	$139,214,708	$676,366

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$209,136	$2,218
Accrued offering costs	—	485,907
Promissory note - related party	—	169,000
Total Current Liabilities	209,136	657,125

Deferred underwriting fee payable	4,830,000	—
Warrant liability	9,084,300	—
TOTAL LIABILITIES	14,123,436	657,125

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 13,800,000 and no shares at June 30, 2021 and December 31, 2020, respectively, at redemption value	138,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 13,800,000 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 3,450,000 shares issued and outstanding, at June 30, 2021 and December 31, 2020	345	345
Additional paid-in capital	—	24,655
Accumulated deficit	(12,909,073)	(5,759)
Total Shareholders’ Equity (Deficit)	(12,908,728)	19,241
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$139,214,708	$676,366

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021

Operating and formation costs	$233,757	$328,235
Loss from operations	(233,757)	(328,235)

Other income:
Interest earned on marketable securities held in Trust Account	6,129	8,715
Interest income - bank	—	176
Unrealized loss on marketable securities held in Trust Account	(1,989)	—
Transaction costs allocable to warrant liabilities	—	(364,321)
Change in fair value of warrants	117,350	165,700
Other income, net	121,490	(189,730)

Net loss	$(112,267)	$(517,965)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	13,800,000	9,149,171
Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$(0.01)	$0.35

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	3,450,000	3,298,343
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.01)	$(1.12)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

	Class A		Class B		Additional	(Accumulated Deficit)	Total
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance — January 1, 2021	—	$—	3,450,000	$345	$24,655	$(5,759)	$19,241
Proceeds in excess of fair value of Private Placement Warrants	—	—	—	—	967,000	—	967,000
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	(991,655)	(12,385,349)	(13,377,004)
Net loss	—	—	—	—	—	(405,698)	(405,698)

Balance — March 31, 2021 (as Restated)	—	$—	3,450,000	$345	$—	$(12,796,806)	$(12,796,461)

Net loss	—	—	—	—	—	(112,267)	(112,267)
Balance — June 30, 2021	—	$—	3,450,000	$345	$—	$(12,909,073)	$(12,908,728)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(517,965)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,715)
Change in fair value of warrant liability	(165,700)
Transaction costs incurred in connection with warrant liabilities	364,321
Changes in operating assets and liabilities:
Prepaid expenses	(350,185)
Accrued expenses	55,011
Net cash used in operating activities	(623,233)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(138,000,000)
Net cash used in investing activities	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	135,240,000
Proceeds from sale of Private Placement Warrants	4,835,000
Proceeds from promissory note — related party	31,159
Repayment of promissory note — related party	(200,159)
Payment of offering costs	(602,325)
Net cash provided by financing activities	139,303,675

Net Change in Cash	680,442
Cash – Beginning of period	175,366
Cash – End of period	$855,808

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$154,512
Offering costs charged to additional paid-in capital	$769,325
Initial value of warrants	$9,250,000
Common stock subject to redemption	$138,000,000
Deferred underwriting fee payable	$4,830,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

The registration statement for the Company’s Initial Public Offering became effective on February 25, 2021. On March 2, 2021, the Company consummated the Initial Public Offering of 13,800,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,800,000 Units, at $10.00 per Unit, generating gross proceeds of $138,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,835,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to PIPV Capital LLC (the “Sponsor”), generating gross proceeds of $4,835,000, which is described in Note 4.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Going Concern and Liquidity

As of June 30, 2021, the Company had $855,808 in its operating bank accounts, $138,008,715 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $996,857. As of June 30, 2021, approximately $8,715 of the amount on deposit in the Trust Account represented interest income, which is available for working capital needs.

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

Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, and a $300,000 in note payable to the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of approximately $2.0 million. The Company fully repaid the note to the Sponsor in April 2021.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company has no borrowings under the Working Capital Loans.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial statement, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the prospectus for its Initial Public Offering as filed with the SEC on February 25, 2021, as well as the Company’s Current Report on Form 8-K/A, as filed with the SEC on August 16, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

June 30, 2021

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in the Trust Account consists entirely of U.S. government securities with an original maturity of 180 days or less.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of 180 days or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the Balance Sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying Statements of Operations. The fair value for trading securities is determined using quoted market prices in active markets.

Warrant Liability

The Company accounts for warrants for the Company’s ordinary shares as liabilities at fair value on the Balance Sheets because the warrants do not meet the criteria for classification within equity. Offering costs were allocated to the Ordinary Shares and Public Warrants and the amounts allocated to the Public Warrants were expensed immediately. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrants. At that time, the portion of the warrant liability related to the Warrants will be reclassified to additional paid-in capital.

Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of June 30, 2020 and December 31, 2020, the recorded values of cash, prepaid expenses, accrued expenses and accounts payable approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 13,800,000 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s Balance Sheets.

The Class A ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to the Public Warrants, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, March 2, 2021, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the six months ended June 30, 2021, the Company recorded an accretion of $13,377,004, of which $991,655 was recorded in additional paid-in capital and $12,385,349 was recorded in accumulated deficit.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per Class A redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the Class A redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the company split the amount to be allocated using a ratio of 80% for the Class A public shares and 20% for the non-redeemable shares for the three months ended June 30, 2021 and 74% for the Class A public shares and 26% for the non-redeemable shares for the six months ended June 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statement of operations is based on the following:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Net Loss	$(112,267)	$(517,965)
Accretion of temporary equity to redemption value	—	(13,377,004)
Net loss including accretion of temporary equity to redemption value	$(112,267)	$(13,894,969)

	For the three months ended June 30, 2021		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	(89,814)	(22,453)	(10,213,080)	(3,681,889)
Accretion of temporary equity to redemption value	—	—	13,377,004	—
Allocation of Net income (loss)	$(89,814)	$(22,453)	$3,163,924	$(3,681,889)

Denominator:
Weighted-average shares outstanding	13,800,000	3,450,000	9,149,171	3,298,343
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.35	$(1.12)

In connection with the underwriters’ full exercise of the over-allotment option on March 2, 2021, 450,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Income Taxes

FASB ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06,” Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 25, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2021 the Company incurred and paid $30,000 and $40,000 in fees for these services.

Promissory Note — Related Party

On November 15, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (i) the consummation of the Initial Public Offering. The Company borrowed $200,159 under the Note, and fully repaid on April 16, 2021.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 3,450,000 Class B ordinary shares issued and outstanding.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering, plus the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, except that such conversion of Founder Shares will never occur on a less than one for one basis

NOTE 8. WARRANTS

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

At June 30, 2021, assets held in the Trust Account were comprised of $138,008,715 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$138,008,715

Liabilities:
Warrant Liability – Public Warrants	1	5,313,000
Warrant Liability – Private Placement Warrants	3	3,771,300

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying June 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The key inputs into the Monte-Carlo simulation model for the Private Placement Warrants is as follows as of June 30, 2021:

Input	June 30, 2021
Risk-free interest rate	0.94%
Term in years	5.4
Expected volatility	13.61%
Exercise price	$11.50
Stock Price	$9.67

As of June 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $3.8 million and $5.3 million, respectively.

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 2, 2021 (IPO) as restated	3,868,000	5,382,000	9,250,000
Change in valuation inputs or other assumptions	(96,700)	(69,000)	(165,700)
Transfer to Level 1	—	(5,313,000)	(5,313,000)
Fair value as of June 30, 2021	$3,771,300	$—	$3,771,300

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded. The transfers out of Level 3 of the fair value hierarchy into Level 1 totaled $5,313,000 for the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $112,267, which consists of interest earned on marketable securities held in the Trust Account of $6,129 and change in fair value of warrants $117,350, offset by formation and operating costs of $233,757 and unrealized loss on marketable securities held in the Trust Account of $1,989.

For the six months ended June 30, 2021, we had a net loss of $517,965, which consists of interest earned on marketable securities held in the Trust Account of $8,715, change in fair value of warrants $165,700 and interest income from the bank of $176, offset by formation and operating costs of $328,235 and transaction costs related to warrant liabilities of $364,321.

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

For the six months ended June 30, 2021, net cash used in operating activities was $0.6 million. The net loss of $517,965 was affected by noncash charges related to the change in fair value of the warrant liability of $165,700, transaction costs incurred in connection with warrant liability of approximately $0.4 million and interest earned on marketable securities held in Trust Account of $8,715. Changes in operating assets and liabilities used $295,174 of cash from operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $138,008,715 (including approximately $8,715 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $855,808. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing of this report. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

The Company accounts for warrants for the Company’s ordinary shares as liabilities at fair value on the Balance Sheets because the warrants do not meet the criteria for classification within equity. Offering costs were allocated to the Ordinary Shares and Public Warrants and the amounts allocated to the Public Warrants were expensed immediately. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrants. At that time, the portion of the warrant liability related to the Warrants will be reclassified to additional paid-in capital.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 13,800,000 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s Balance Sheets.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per Class A redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the Class A redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the company split the amount to be allocated using a ratio of 80% for the Class A public shares and 20% for the non-redeemable shares for the three months ended June 30, 2021 and 74% for the Class A public shares and 26% for the non-redeemable shares for the six months ended June 30, 2021, reflective of the respective participation rights.Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. In the original March 31, 2021 Quarterly Report, we disclosed that our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in March 2021 due to the inappropriate application of accounting guidance related to complex financial instruments, which includes imbedded derivatives. Due to this error’s impact on our financial statements, we determined this to be a material weakness. This error in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). Upon further evaluation, as further described in our amended March 31, 2021 Quarterly Report due to the events that led to the restatement, a material weakness in our internal controls also exists as it relates to the accounting for temporary and permanent equity.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued the Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheets as opposed to being treated as equity. Specifically, the Staff Statement focused on certain terms and provisions similar to those contained in the warrant agreement governing our warrants. As a result of the Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined that the warrants should be classified as derivative liabilities measured at fair value on our balance sheets, with any changes in fair value from period to period to be reported in earnings on our statements of operations.

We have recorded our warrant liability at fair value as of the issuance of the warrants, as determined by us based upon a valuation report obtained from a third-party valuation firm. This warrant liability is subject to adjustment for changes in fair value during subsequent reporting periods, with each such change being reported as a non-cash gain or loss in our relevant statements of operations. The impact of such changes in fair value on our earnings, which may be material, may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified material weaknesses in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association, dated February 24, 2021. (1)
4.1	A Warrant Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated February 25, 2021, by and among the Company, its officers, its directors and the Company’s sponsor, PIPV Capital LLC (the “Sponsor”). (1)
10.2	Investment Management Trust Agreement, dated February 25, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated February 25, 2021, by and between the Company and the Sponsor. (1)
10.4	Administrative Services Agreement, dated February 25, 2021, by and between the Company and the Sponsor. (1)
10.5	Sponsor Warrants Purchase Agreement, dated February 25, 2021, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2021 and incorporated by reference herein.

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