Form 10-Q
period 2021-09-30
IBERE PHARMACEUTICALS
filed 2021-11-12
CIK 1835205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 13,800,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IBERE PHARMACEUTICALS

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IBERE PHARMACEUTICALS

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$680,415	$175,366
Prepaid expenses	291,465	—
Total Current Assets	971,880	175,366

Deferred offering costs	—	501,000
Investments held in Trust Account	138,012,119	—
TOTAL ASSETS	$138,983,999	$676,366

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$290,522	$2,218
Accrued offering costs	—	485,907
Promissory note - related party	—	169,000
Total Current Liabilities	290,522	657,125

Deferred underwriting fee payable	4,830,000	—
Warrant liability	7,041,000	—
TOTAL LIABILITIES	12,161,522	657,125

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 13,800,000 and no shares at September 30, 2021 and December 31, 2020, respectively, at redemption value	138,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 13,800,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 3,450,000 shares issued and outstanding, at September 30, 2021 and December 31, 2020	345	345
Additional paid-in capital	—	24,655
Accumulated deficit	(11,177,868)	(5,759)
Total Shareholders’ Equity (Deficit)	(11,177,523)	19,241
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$138,983,999	$676,366

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021

Operating and formation costs	$315,499	$643,734
Loss from operations	(315,499)	(643,734)

Other income:
Interest earned on marketable securities held in Trust Account	3,404	12,119
Interest income - bank	—	176
Transaction costs allocable to warrant liabilities	—	(364,321)
Change in fair value of warrants	2,043,300	2,209,000
Other income, net	2,046,704	1,856,974

Net income	$1,731,205	$1,213,240

Basic and diluted weighted average shares outstanding, Class A ordinary shares	13,800,000	10,716,484
Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.38

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,450,000	3,349,451
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.86)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED September 30, 2021

(UNAUDITED)

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional		Total
	Subject to Redemption				Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance — January 1, 2021	—	$—	3,450,000	$345	$24,655	$(5,759)	$19,241
Sale of 13,800,000 Units at redemption value	13,800,000	138,000,000
Proceeds in excess of fair value of Private Placement Warrants	—	—	—	—	967,000	—	967,000
Accretion of Class A Ordinary shares subject to possible redemption	—	—	—	—	(991,655)	(12,385,349)	(13,377,004)
Net loss	—	—	—	—	—	(405,698)	(405,698)

Balance — March 31, 2021 (as Restated)	13,800,000	$138,000,000	3,450,000	$345	$—	$(12,796,806)	$(12,796,461)

Net loss	—	—	—	—	—	(112,267)	(112,267)
Balance — June 30, 2021	13,800,000	$138,000,000	3,450,000	$345	$—	$(12,909,073)	$(12,908,728)

Net income	—	—	—	—	—	1,731,205	1,731,205
Balance - September 30, 2021	13,800,000	$138,000,000	3,450,000	$345	$—	$(11,177,868)	$(11,177,523)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,213,240
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(12,119)
Change in fair value of warrant liability	(2,209,000)
Transaction costs allocable to warrant liabilities	364,321
Changes in operating assets and liabilities:
Prepaid expenses	(291,465)
Accrued expenses	136,397
Net cash used in operating activities	(798,626)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(138,000,000)
Net cash used in investing activities	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	135,240,000
Proceeds from sale of Private Placement Warrants	4,835,000
Proceeds from promissory note — related party	31,159
Repayment of promissory note — related party	(200,159)
Payment of offering costs	(602,325)
Net cash provided by financing activities	139,303,675

Net Change in Cash	505,049
Cash – Beginning of period	175,366
Cash – End of period	$680,415

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$333,493
Offering costs charged to additional paid-in capital	$769,325
Initial value of warrants	$9,250,000
Common stock subject to redemption	$138,000,000
Deferred underwriting fee payable	$4,830,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on March 2, 2021, an amount of $138,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

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

September 30, 2021

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting discount (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern and Liquidity

As of September 30, 2021, the Company had $680,415 in its operating bank account, $138,012,119 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $683,652. As of September 30, 2021, $12,119 of the amount on deposit in the Trust Account represented interest income, which is available for the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses).

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these condensed financial statements were issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company has no borrowings under the Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the prospectus for its Initial Public Offering as filed with the SEC on February 25, 2021, as well as the Company’s Current Report on Form 8-K/A, as filed with the SEC on August 16, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

September 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of 180 days or less when purchased to be cash equivalents. The Company had cash of $680,415 and $175,366 as of September 30, 2021 and December 30, 2020, respectively. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Fair Value Measurements

Accounting Standards Codification ("ASC") 820, Fair Value Measurement, defines fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021 and December 31, 2020, the recorded values of cash, prepaid expenses, accrued expenses and accounts payable approximate the fair values due to the short-term nature of the instruments. The Company’s investments held in the Trust Account are comprised of investments in U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 13,800,000 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s Balance Sheets.

The Class A ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to the Public Warrants, the initial carrying amount of the ordinary shares is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the ordinary shares subject to possible redemption to their redemption amount, defined as amount deposited in the Trust Account including interest earned and not previously released to the Company to pay its tax obligations less dissolution expenses up to $100,000 (Note 1) (i.e., $10.00 per share) immediately as if the end of the first reporting period after the IPO, March 2, 2021, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the nine months ended September 30, 2021, the Company recorded an accretion of $13,377,004, of which $991,655 was recorded in additional paid-in capital and $12,385,349 was recorded in accumulated deficit.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Statements of Operations include a presentation of income (loss) per Class A redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the Class A redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the company split the amount to be allocated using a ratio of 80% for the Class A public shares and 20% for the non-redeemable shares for the three months ended September 30, 2021 and 76% for the Class A public shares and 24% for the non-redeemable shares for the nine months ended September 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statement of operations is based on the following:

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Net income	$1,731,205	$1,213,240
Accretion of temporary equity to redemption value	—	(13,377,004)
Net income (loss) including accretion of temporary equity to redemption value	$1,731,205	$(12,163,764)

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	1,384,964	346,241	(9,267,268)	(2,896,496)
Accretion of temporary equity to redemption value	—	—	13,377,004	—
Allocation of Net income (loss)	$1,384,964	$346,241	$4,109,736	$(2,896,496)

Denominator:
Weighted-average shares outstanding	13,800,000	3,450,000	10,716,484	3,349,451
Basic and diluted net income (loss) per share	$0.10	$0.10	$0.38	$(0.86)

In connection with the underwriters’ full exercise of the over-allotment option on March 2, 2021, 450,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Income Taxes

ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

September 30, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 25, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2021 the Company incurred and paid $30,000 and $70,000 in fees for these services.

Promissory Note — Related Party

On November 15, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (i) the consummation of the Initial Public Offering. The Company borrowed $200,159 under the Promissory Note, and fully repaid the Promissory Note on April 16, 2021.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 3,450,000 Class B ordinary shares issued and outstanding.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

September 30, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

At September 30, 2021, assets held in the Trust Account were comprised of $138,012,119 in money market funds which are invested primarily in U.S. Treasury Securities.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$138,012,119

Liabilities:
Warrant Liability – Public Warrants	1	4,140,000
Warrant Liability – Private Placement Warrants	3	2,901,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying September 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The key inputs into the Monte-Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows as of September 30, 2021:

Input	September 30, 2021
Risk-free interest rate	1.01%
Term in years	5.2
Expected volatility	11.86%
Exercise price	$11.50
Stock Price	$9.69

As of September 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $2.9 million and $4.1 million, respectively.

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 2, 2021 (IPO) as restated	3,868,000	5,382,000	9,250,000
Change in valuation inputs or other assumptions	(967,000)	(1,242,000)	(2,209,000)
Transfer to Level 1	—	(4,140,000)	(4,140,000)
Fair value as of September 30, 2021	$2,901,000	$—	$2,901,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded. The transfers out of Level 3 of the fair value hierarchy into Level 1 totaled $4,140,000 for the three and nine months ended September 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $1,731,205, which consists of interest earned on marketable securities held in the Trust Account of $3,404 and change in fair value of warrants $2,043,300, offset by formation and operating costs of $315,499.

For the nine months ended September 30, 2021, we had a net income of $1,213,240, which consists of interest earned on marketable securities held in the Trust Account of $12,119, change in fair value of warrants $2,209,000 and interest income from the bank of $176, offset by formation and operating costs of $643,734 and transaction costs related to warrant liabilities of $364,321.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $798,626. The net income of $1,213,240 was affected by noncash charges related to the change in fair value of the warrant liability of $2,209,000, transaction costs incurred in connection with warrant liability of $364,321 and interest earned on marketable securities held in Trust Account of $12,119. Changes in operating assets and liabilities used $155,068 of cash from operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $138,012,119 (including approximately $12,119 of interest income and unrealized gains) consisting of U.S. government securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $680,415. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB's ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing of this report. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

The Company accounts for the warrants issued as part of the Units in the Initial Public Offering and Private Placement Warrants (together the “Warrants”) as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent reporting period while the Warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the Warrants where not all of the shareholders also receive cash, the Warrants do not meet the criteria for equity treatment thereunder, as such, the Warrants must be recorded as a derivative liability. These liabilities are subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations.

The Public Warrants are publicly traded and as such are classified as Level 1 and no longer require a valuation. The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger, expected term, dividend yield and risk-free interest rate). The Company estimates the volatility of its Class A ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the Private Placement Warrants. The expected life of the Private Placement Warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis as of September 30, 2021.

Input	September 30, 2021
Risk-free interest rate	1.01%
Term in years	5.2
Expected volatility	11.86%
Exercise price	$11.50
Stock Price	$9.69

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. In the original March 31, 2021 Quarterly Report, we disclosed that our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in March 2021 due to the inappropriate application of accounting guidance related to complex financial instruments, which includes imbedded derivatives. Due to this error’s impact on our financial statements, we determined this to be a material weakness. This error in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). Upon further evaluation, as further described in our amended March 31, 2021 Quarterly Report due to the events that led to the restatement, a material weakness in our internal controls also exists as it relates to the accounting for temporary and permanent equity.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of September 30, 2021, this had not been fully remediated.

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

We have identified material weaknesses in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

IBERE PHARMACEUTICALS

Date: November 12, 2021	By:	/s/ Osagie Imasogie
	Name:	Osagie Imasogie
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Lisa Gray
	Name:	Lisa Gray
	Title:	Chief Financial Officer, Executive Vice President and Director
(Principal Financial and Accounting Officer)