Form 10-Q
period 2022-03-31
IBERE PHARMACEUTICALS
filed 2022-05-16
CIK 1835205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 13,800,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IBERE PHARMACEUTICALS

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IBERE PHARMACEUTICALS

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$134,755	$458,388
Prepaid expenses	192,600	235,000
Total Current Assets	327,355	693,388

Marketable securities held in trust account	138,020,343	138,016,940
TOTAL ASSETS	$138,347,698	$138,710,328

LIABILITIES, REDEEMABLE ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$309,025	$372,444
Total Current Liabilities	309,025	372,444

Deferred underwriting fee payable	4,830,000	4,830,000
Warrant liability	2,464,350	6,336,900
TOTAL LIABILITIES	7,603,375	11,539,344

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 13,800,000 shares at March 31, 2022 and December 31, 2021, at redemption value	138,020,343	138,016,940

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 13,800,000 shares subject to possible redemption) at March 31,2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 3,450,000 shares issued and outstanding, at March 31, 2022 and December 31, 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(7,276,365)	(10,846,301)
Total Shareholders’ Deficit	(7,276,020)	(10,845,956)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$138,347,698	$138,710,328

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2022	2021

Operating and formation costs	$302,614	$94,478
Loss from operations	(302,614)	(94,478)

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,403	2,586
Interest income - bank	—	176
Transaction costs allocable to warrant liabilities	—	(364,321)
Unrealized gain on marketable securities held in Trust Account	—	1,989
Change in fair value of warrants	3,872,550	48,350
Other income (expense), net	3,875,953	(311,220)

Net income (loss)	$3,573,339	$(405,698)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	13,800,000	4,446,667
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.21	$0.53

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,450,000	3,145,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.21	$(0.88)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’(DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A
	Ordinary Shares		Class B		Additional		Total
	Subject to Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	13,800,000	$138,016,940	3,450,000	$345	$—	$(10,846,301)	$(10,845,956)

Accretion of Class A Ordinary shares subject to possible redemption	—	3,403	—	—	—	(3,403)	(3,403)

Net income	—	—	—	—	—	3,573,339	3,573,339

Balance - March 31, 2022	13,800,000	$138,020,343	3,450,000	$345	$—	$(7,276,365)	$(7,276,020)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A
	Ordinary Shares		Class B		Additional		Total
	Subject to Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	3,450,000	$345	$24,655	$(5,759)	$19,241

Sale of Unit Purchase Option	13,800,000	124,622,996	—	—	—	—	—

Proceeds in excess of fair value of Private Placement Warrants	—	—	—	—	967,000	—	967,000

Accretion of Class A Ordinary shares subject to possible redemption	—	13,381,579	—	—	(991,655)	(12,389,924)	(13,381,579)

Net loss	—	—	—	—	—	(405,698)	(405,698)

Balance — March 31, 2021	13,800,000	$138,004,575	3,450,000	$345	$—	$(12,801,381)	$(12,801,036)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,573,339	$(405,698)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(3,403)	(2,586)
Change in fair value of warrant liability	(3,872,550)	(48,350)
Transaction costs allocable to warrant liabilities	—	364,321
Unrealized loss on marketable securities held in Trust Account	—	(1,989)
Changes in operating assets and liabilities:
Prepaid expenses	42,400	(409,300)
Accrued expenses	(63,419)	56,869
Net cash used in operating activities	$(323,633)	$(446,733)

Cash Flows from Investing Activities:
Investment of cash and marketable securities in trust account	$—	$(138,000,000)
Net cash used in investing activities	$—	$(138,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary share to Sponsor	$—	$—
Proceeds from sale of Units, net of underwriting discounts paid	—	135,240,000
Proceeds from sale of Private Placement Warrants	—	4,835,000
Proceeds from promissory note — related party	—	31,159
Repayment of promissory note — related party	—	(194,200)
Payment of offering costs	—	(423,344)
Net cash provided by financing activities	$—	$139,488,615

Net Change in Cash	$(323,633)	$1,041,882
Cash – Beginning of period	458,388	175,366
Cash – End of period	$134,755	$1,217,248

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$135,160
Deferred underwriting fee payable	$—	$4,830,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

MARCH 31, 2022

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

Going Concern and Liquidity

As of March 31, 2022, the Company had $134,755 in its operating bank account, $138,020,343 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $18,330. As of March 31, 2022, $20,343 of the amount on deposit in the Trust Account represented interest income, which is available for the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses).

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

As of December 31, 2020 the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $300,000 in note payable to the Sponsor. These conditions raised substantial doubt about the Company’s ability to continue as a going concern. However, subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of approximately $2.0 million, which alleviated substantial doubt about the Company’s ability to continue as a going concern during the year ended December 31, 2021. The Company fully repaid the note to the Sponsor in April 2021.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company has no borrowings under the Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of 180 days or less when purchased to be cash equivalents. The Company had cash of $134,755 and $458,388 as of March 31, 2022 and December 31, 2021, respectively. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, defines fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of March 31, 2022 and December 31, 2021, the recorded values of cash, prepaid expenses, accrued expenses and accounts payable approximate the fair values due to the short-term nature of the instruments. The Company’s marketable securities held in the Trust Account are comprised of U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 13,800,000 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s Balance Sheets.

The Class A ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to the Public Warrants, the initial carrying amount of the ordinary shares is less than $10.00 per share. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the subsequent measurement of the initial book value to redemption amount. Subsequent measurement to the carrying value of redeemable Class A ordinary shares is due to interest income and unrealized gains or losses on the marketable securities held in the Trust Account. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the period ended March 31, 2022 and December 31, 2021, the Company recorded an accretion of $3,403 and $13,393,944, of which $0 and $991,655 was recorded in additional paid-in capital and $3,403 and $12,402,289 was recorded in accumulated deficit , respectively.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Net Income (Loss) Per Ordinary Share

The Statements of Operations include a presentation of income (loss) per Class A redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the Net income (loss) attributable to both the Class A redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the company split the amount to be allocated using a ratio of 80% for the Class A public shares and 20% for the non-redeemable shares for the three months ended March 31, 2022, reflective of the respective participation rights.

The earnings per share presented in the condensed statement of operations is based on the following:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Net income (loss)	$3,573,339	$(405,698)
Accretion of temporary equity to redemption value	(3,403)	(13,381,579)
Net income (loss) including accretion of temporary equity to redemption value	$(3,569,936)	$(13,787,277)

	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	2,855,949	713,987	(11,029,822)	(2,757,455)
Accretion of temporary equity to redemption value	3,403	—	13,381,579	—
Allocation of Net income (loss)	$2,859,352	$713,987	$2,351,757	$(2,757,455)

Denominator:
Weighted-average shares outstanding	13,800,000	3,450,000	4,446,667	3,145,000
Basic and diluted net income (loss) per share	$0.21	$0.21	$0.53	$(0.88)

In connection with the underwriters’ full exercise of the over-allotment option on March 2, 2021, 450,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

The Company had 450,000 Founder Shares which were subject to forfeiture until March 2, 2021. As of March 31, 2022 and 2021, there are no other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented. The Founder Shares were not included to calculate earnings per share as including the Founder Shares would be anti-dilutive.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Income Taxes

ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 13,800,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,800,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,835,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,835,000 from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The difference between the initial fair value of $0.80 per Private Placement Warrants (or $3,868,000) (see Note 8) and the purchase of $1.00 per Private Placement Warrants of $967,000 was recorded in additional paid-in capital.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

The sale or transfers of the Founders Shares to members of the Company’s board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s board of directors was $401,000 or $4.01 per share. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Related Party Units Purchased

Simultaneously with the closing of the Initial Public Offering, one of the Company’s directors purchased 10,000 Units sold at the Initial Public Offering at a price of $10.00 per Unit, for an aggregate purchase price of $100,000. If the Company seeks shareholder approval in connection with a Business Combination, the director has agreed to vote his Public Shares in favor of approving a Business Combination. The director has agreed to not redeem any shares of Class A ordinary shares in connection with shareholder approval of the Business Combination. There are no restrictions on the sale of any of the units purchased, and, therefore, the Class A ordinary shares is not contingent to this restriction. Accordingly, these Public Shares are recorded in Class A ordinary shares subject to possible redemption.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 25, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2022 and 2021 the Company incurred and paid $30,000 and $10,000 in fees for these services , respectively.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Promissory Note — Related Party

On November 15, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (i) the consummation of the Initial Public Offering. The Company borrowed $200,159 under the Promissory Note, and fully repaid the Promissory Note on April 16, 2021. On May 5, 2022, the Company issued a promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $80,040 from the Sponsor (the “Simple Promissory Note”). The Simple Promissory Note is non-interest bearing and payable upon a Business Combination.

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

Contingent Fees

As of March 31, 2022, the Company incurred legal fees of approximately $625,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,450,000 Class B ordinary shares issued and outstanding.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $138,020,343 and $138,016,940 in money market funds which are invested primarily in U.S. Treasury Securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$138,020,343	$138,016,940

Liabilities:
Warrant Liability – Public Warrants	1	1,449,000	3,726,000
Warrant Liability – Private Placement Warrants	2	1,015,350	2,610,900

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $3,573,339, which consists of interest earned on marketable securities held in the Trust Account of $3,403 and change in fair value of warrants $3,872,550, offset by formation and operating costs of $302,614.

For the three months ended March 31, 2021, we had a net loss of $405,698, which consists of formation and operating costs of $94,478 and transaction cost allocable to warrant liabilities of $364,321, offset by interest income from the bank of $176, interest earned on marketable securities held in the Trust Account of $2,586, unrealized gain on marketable securities held in the Trust Account of $1,989, and changes in fair value of warrants of $48,350.

Liquidity and Capital Resources

On March 2, 2021, we completed the Initial Public Offering of 13,800,000 Units, at $10.00 per Unit, generating gross proceeds of $138,000,000. Simultaneously with the closing of our Initial Public Offering, we completed the sale of 4,835,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $4,835,000.

Following our Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $138,000,000 was placed in the Trust Account. We incurred $8,359,325 in Initial Public Offering related costs, including $2,760,000 of underwriting fees, $4,830,000 of deferred underwriting fees and $769,325 of other offering costs.

For the three months ended March 31, 2022, net cash used in operating activities was $323,633. The net income of $3,573,339 was affected by noncash charges related to the change in fair value of the warrant liability of $3,872,550 and interest earned on marketable securities held in the Trust Account of $3,403. Changes in operating assets and liabilities provided $21,019 of cash from operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $446,733. The net loss of $405,698 was affected by noncash charges related to the change in fair value of the warrant liability of $48,350, transaction costs incurred in connection with warrant liabilities of $364,321, unrealized gain on marketable securities held in the Trust Account of $1,989 and interest earned on marketable securities held in Trust Account of $2,586. Changes in operating assets and liabilities used $352,431 of cash from operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $138,020,343 (including approximately $20,343 of interest income and unrealized gains) consisting of U.S. government securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $134,755. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing of this report. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies

We have identified our critical accounting policies in Note 2 of the condensed financial statements. The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Due to this error’s impact on our financial statements, we determined this to be a material weakness. This error in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). Upon further evaluation, as further described in our amended March 31, 2021 Quarterly Report due to the events that led to the restatement, a material weakness in our internal controls also exists as it relates to the accounting for temporary and permanent equity.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of March 31, 2022, this had not been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on November 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

IBERE PHARMACEUTICALS

Date: May 16, 2022	By:	/s/ Osagie Imasogie
	Name:	Osagie Imasogie
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Lisa Gray
	Name:	Lisa Gray
	Title:	Chief Financial Officer, Executive Vice President and Director
(Principal Financial and Accounting Officer)