Form 10-Q
period 2022-06-30
IBERE PHARMACEUTICALS
filed 2022-08-12
CIK 1835205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 13,800,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IBERE PHARMACEUTICALS

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IBERE PHARMACEUTICALS

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$93,041	$458,388
Prepaid expenses	182,770	235,000
Total Current Assets	275,811	693,388

Marketable securities held in trust account	138,108,723	138,016,940
TOTAL ASSETS	$138,384,534	$138,710,328

LIABILITIES, REDEEMABLE ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$239,142	$372,444
Promissory note - related party	158,866	—
Total Current Liabilities	398,008	372,444

Deferred underwriting fee payable	4,830,000	4,830,000
Warrant liability	938,800	6,336,900
TOTAL LIABILITIES	6,166,808	11,539,344

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 13,800,000 shares at June 30, 2022 and December 31, 2021, at redemption value	138,108,723	138,016,940

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 13,800,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 3,450,000 shares issued and outstanding, at June 30, 2022 and December 31, 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(5,891,342)	(10,846,301)
Total Shareholders’ Deficit	(5,890,997)	(10,845,956)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$138,384,534	$138,710,328

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating and formation costs	$140,527	$233,757	$443,141	$328,235
Loss from operations	(140,527)	(233,757)	(443,141)	(328,235)

Other income (expense):
Interest earned on marketable securities held in trust account	88,380	6,129	91,783	8,715
Interest income - bank	—	—	—	176
Transaction costs allocable to warrant liabilities	—	—	—	(364,321)
Unrealized loss on marketable securities held in trust account	—	(1,989)	—	—
Change in fair value of warrants	1,525,550	117,350	5,398,100	165,700
Total other income (expense), net	1,613,930	121,490	5,489,883	(189,730)

Net income (loss)	$1,473,403	$(112,267)	$5,046,742	$(517,965)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	13,800,000	13,800,000	13,800,000	9,149,171
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.09	$(0.01)	$0.29	$0.25

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,450,000	3,450,000	3,450,000	3,298,343
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$(0.01)	$0.29	$(0.84)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A
	Ordinary Shares		Class B		Additional		Total
	Subject to Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	13,800,000	$138,016,940	3,450,000	$345	$—	$(10,846,301)	$(10,845,956)

Accretion of Class A Ordinary shares subject to possible redemption	—	3,403	—	—	—	(3,403)	(3,403)

Net income	—	—	—	—	—	3,573,339	3,573,339

Balance - March 31, 2022	13,800,000	$138,020,343	3,450,000	$345	$—	$(7,276,365)	$(7,276,020)

Accretion of Class A Ordinary shares subject to possible redemption	—	88,380	—	—	—	(88,380)	(88,380)

Net income	—	—	—	—	—	1,473,403	1,473,403

Balance - June 30, 2022	13,800,000	$138,108,723	3,450,000	$345	$—	$(5,891,342)	$(5,890,997)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A
	Ordinary Shares		Class B		Additional		Total
	Subject to Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	3,450,000	$345	$24,655	$(5,759)	$19,241

Sale of Unit Purchase Option	13,800,000	124,622,996	—	—	—	—	—

Proceeds in excess of fair value of Private Placement Warrants	—	—	—	—	967,000	—	967,000

Accretion of Class A Ordinary shares subject to possible redemption	—	13,381,579	—	—	(991,655)	(12,389,924)	(13,381,579)

Net loss	—	—	—	—	—	(405,698)	(405,698)

Balance — March 31, 2021	13,800,000	$138,004,575	3,450,000	$345	$—	$(12,801,381)	$(12,801,036)

Accretion of Class A Ordinary shares subject to possible redemption	—	4,140	—	—	—	(4,140)	(4,140)

Net loss	—	—	—	—	—	(112,267)	(112,267)

Balance - June 30, 2021	13,800,000	$138,008,715	3,450,000	$345	$—	$(12,917,788)	$(12,917,443)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,046,742	$(517,965)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(91,783)	(8,715)
Change in fair value of warrant liability	(5,398,100)	(165,700)
Transaction costs allocable to warrant liabilities	—	364,321
Unrealized loss on marketable securities held in trust account	—	—
Changes in operating assets and liabilities:
Prepaid expenses	52,230	(350,185)
Accrued expenses	(133,302)	55,011
Net cash used in operating activities	(524,213)	(623,233)

Cash Flows from Investing Activities:
Investment of cash and marketable securities in trust account	—	(138,000,000)
Net cash used in investing activities	—	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	135,240,000
Proceeds from sale of Private Placement Warrants	—	4,835,000
Proceeds from promissory note — related party	159,666	31,159
Repayment of promissory note — related party	(800)	(200,159)
Payment of offering costs	—	(602,325)
Net cash provided by financing activities	158,866	139,303,675

Net Change in Cash	(365,347)	680,442
Cash – Beginning of period	458,388	175,366
Cash – End of period	$93,041	$855,808

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$154,512
Deferred underwriting fee payable	$—	$4,830,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2022

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

The Company has until March 2, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Going Concern and Liquidity

As of June 30, 2022, the Company had $93,041 in its operating bank account, $138,108,723 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $122,197. As of June 30, 2022, $108,723 of the amount on deposit in the Trust Account represented interest income, which is available for the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses).

As of June 30, 2022 the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, remaining proceeds from the Initial Public Offering and sale of Private Placement Warrants and notes payable to the Sponsor. The Company expects to continue to incur significant costs in pursuit of its financing and acquisitions plans. In the event the Company does not complete a Business Combination by the date for mandatory liquidation of March 2, 2023, the Company is required to redeem the public shares sold in the Initial Public Offering. Additionally, if the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these financial statements were issued. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company has no borrowings under the Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of 180 days or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities and interest earnings is included in interest earnings on marketable securities held in Trust Account, in the accompanying unaudited condensed statements of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Warrant Liability

The Company accounts for warrants for the Company’s ordinary shares as liabilities at fair value on the unaudited condensed balance sheets because the warrants do not meet the criteria for classification within equity. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the unaudited condensed statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

As of June 30, 2022 and December 31, 2021, the recorded values of cash, prepaid expenses, accrued expenses and accounts payable approximate the fair values due to the short-term nature of the instruments. The Company’s marketable securities held in the Trust Account are comprised of U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 13,800,000 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Class A ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to the Public Warrants, the initial carrying amount of the ordinary shares is less than $10.00 per share. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the subsequent measurement of the initial book value to redemption amount. Subsequent measurement to the carrying value of redeemable Class A ordinary shares is due to interest income and unrealized gains or losses on the marketable securities held in the Trust Account. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the six months ended ended June 30, 2022 and the year ended December 31, 2021, the Company recorded an accretion of $91,783 and $13,393,944, of which $0 and $991,655 was recorded in additional paid-in capital and $91,783 and $12,402,289 was recorded in accumulated deficit, respectively.

Net Income (Loss) Per Ordinary Share

The unaudited condensed statements of operations include a presentation of income (loss) per Class A redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the Class A redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the company split the amount to be allocated using a ratio of 80% for the Class A public shares and 20% for the non-redeemable shares for the three and six months ended June 30, 2022, reflective of the respective participation rights.

The earnings per share presented in the unaudited condensed statements of operations is based on the following:

	For the three	For the three
	months ended	months ended
	June 30, 2022	June 30, 2021
Net income (loss)	$1,473,403	$(112,267)
Less: Accretion of temporary equity to redemption value	(88,380)	(4,120)
Net income (loss) including accretion of temporary equity to redemption value	$1,385,023	$(116,407)

	For the three months ended
	June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$1,108,018	$277,005	$(93,126)	$(23,281)
Accretion of temporary equity to redemption value	88,380	—	4,140	—
Allocation of net income (loss)	$1,196,398	$277,005	$(88,986)	$(23,281)

Denominator:
Weighted-average shares outstanding	13,800,000	3,450,000	13,800,000	3,450,000
Basic and diluted net income (loss) per share	$0.09	$0.08	$(0.01)	$(0.01)

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

	For the	For the
	six months ended	six months ended
	June 30, 2022	June 30, 2021
Net income (loss)	$5,046,742	$(517,965)
Accretion of temporary equity to redemption value	(91,783)	(13,385,719)
Net income (loss) including accretion of temporary equity to redemption value	$4,954,959	$(13,903,684)

	For the six months ended
	June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$3,963,967	$990,992	$(11,122,947)	$(2,780,737)
Accretion of temporary equity to redemption value	91,783	—	13,385,719	—
Allocation of net income (loss)	$4,055,750	$990,992	$2,262,772	$(2,780,737)

Denominator:
Weighted-average shares outstanding	13,800,000	3,450,000	9,149,171	3,298,343
Basic and diluted net income (loss) per share	$0.29	$0.29	$0.25	$(0.84)

In connection with the underwriters’ full exercise of the over-allotment option on March 2, 2021, 450,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of June 30, 2022 and 2021, there are no other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented. The Founder Shares were not included to calculate earnings per share as including the Founder Shares would be anti-dilutive.

Income Taxes

ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, liquidity and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s unaudited condensed financial statements.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The sale or transfers of the Founders Shares to members of the Company’s board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s board of directors was $401,000 or $4.01 per share. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 25, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $40,000 in fees for these services.

Promissory Note — Related Party

On November 15, 2020, the Company issued a promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (i) the consummation of the Initial Public Offering. The Company borrowed $200,159 under the Promissory Note, and fully repaid the Promissory Note on April 16, 2021. On May 5, 2022, the Company issued a promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $80,040 from the Sponsor (the “Simple Promissory Note”). The Simple Promissory Note is non-interest bearing and payable upon a Business Combination. On June 30, 2022, the Company issued an additional Simple Promissory Note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $79,626 from the Sponsor. As of June 30, 2022, the Company repaid $800 of the Simple Promissory Notes. As of June 30, 2022 and December 31, 2021, the Company had $158,866 outstanding borrowings under the Simple Promissory Note and $0 outstanding borrowings under the Promissory Note, respectively.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company has not entered into any related party loans.

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

Contingent Fees

As of June 30, 2022, the Company incurred legal fees of approximately $668,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

As of June 30, 2022, the Company incurred consulting fees of approximately $40,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,450,000 Class B ordinary shares issued and outstanding.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $138,108,723 and $138,016,940 in money market funds which are invested primarily in U.S. Treasury Securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$138,108,723	$138,016,940

Liabilities:
Warrant Liability – Public Warrants	1	552,000	3,726,000
Warrant Liability – Private Placement Warrants	2	386,800	2,610,900

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed statements of operations.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Ibere Pharmaceuticals. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to PIPV Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,473,403, which consists of interest earned on marketable securities held in the Trust Account of $88,380 and change in fair value of warrants $1,525,550, offset by formation and operating costs of $140,527.

For the six months ended June 30, 2022, we had a net income of $5,046,742, which consists of interest earned on marketable securities held in the Trust Account of $91,783 and change in fair value of warrants $5,398,100, offset by formation and operating costs of $443,141.

For the three months ended June 30, 2021, we had a net loss of $112,267, which consists of formation and operating costs of $233,757 and unrealized loss on marketable securities held in the Trust Account of $1,989, offset by interest earned on marketable securities held in the Trust Account of $6,129 and change in fair value of warrants $117,350.

For the six months ended June 30, 2021, we had a net loss of $517,965, which consists of formation and operating costs of $328,235 and transaction costs related to warrant liabilities of $364,321, offset by interest earned on marketable securities held in the Trust Account of $8,715, change in fair value of warrants $165,700 and interest income from the bank of $176.

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

For the six months ended June 30, 2022, net cash used in operating activities was $524,213. The net income of $5,046,742 was affected by noncash charges related to the change in fair value of the warrant liability of $5,398,100 and interest earned on marketable securities held in the Trust Account of $91,783. Changes in operating assets and liabilities used $81,072 of cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $623,233. The net loss of $517,965 was affected by noncash charges related to the change in fair value of the warrant liability of $165,700, transaction costs incurred in connection with warrant liability of $364,321 and interest earned on marketable securities held in Trust Account of $8,715. Changes in operating assets and liabilities used $295,174 of cash from operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $138,108,723 (including approximately $108,723 of interest income and unrealized gains) consisting of U.S. government securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $93,041. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing of this report. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

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

See Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for identified critical accounting policies and a more detailed discussion of our significant accounting policies and critical accounting estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Due to this error’s impact on our financial statements, we determined this to be a material weakness. This error in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies dated April 12, 2021. Upon further evaluation, as further described in our amended March 31, 2021 Quarterly Report due to the events that led to the restatement, a material weakness in our internal controls also exists as it relates to the accounting for temporary and permanent equity.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2022, this had not been fully remediated. We can offer no assurance that we will be able to fully remediate the material weakness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 10-K, except for the below risk factor. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time and such changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other things, impose additional disclosure requirements for initial public offerings by special purpose acquisition companies (“SPACs”)  and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $138,000,000 was placed in the Trust Account.

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

IBERE PHARMACEUTICALS

Date: August 12, 2022	By:	/s/ Osagie Imasogie
	Name:	Osagie Imasogie
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Lisa Gray
	Name:	Lisa Gray
	Title:	Chief Financial Officer, Executive Vice President and Director
(Principal Financial and Accounting Officer)