Form 10-Q
period 2022-09-30
IBERE PHARMACEUTICALS
filed 2022-11-14
CIK 1835205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 13,800,000 Class A ordinary shares, par value $0.0001 per share, and 3,450,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

IBERE PHARMACEUTICALS

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

IBERE PHARMACEUTICALS

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$4,453	$458,388
Prepaid expenses	108,750	235,000
Total Current Assets	113,203	693,388

Marketable securities held in trust account	138,842,046	138,016,940
TOTAL ASSETS	$138,955,249	$138,710,328

LIABILITIES, REDEEMABLE ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$310,138	$372,444
Promissory notes - related party	158,866	—
Total Current Liabilities	469,004	372,444

Deferred underwriting fee payable	4,830,000	4,830,000
Warrant liability	648,700	6,336,900
TOTAL LIABILITIES	5,947,704	11,539,344

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 13,800,000 shares at September 30, 2022 and December 31, 2021, at redemption value	138,842,046	138,016,940

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no shares issued and outstanding (excluding 13,800,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 3,450,000 shares issued and outstanding, at September 30, 2022 and December 31, 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(5,834,846)	(10,846,301)
Total Shareholders’ Deficit	(5,834,501)	(10,845,956)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$138,955,249	$138,710,328

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating and formation costs	$233,604	$315,499	$676,745	$643,734
Loss from operations	(233,604)	(315,499)	(676,745)	(643,734)

Other income (expense):
Interest earned on marketable securities held in trust account	733,323	3,404	825,106	12,119
Interest income - bank	—	—	—	176
Transaction costs allocable to warrant liabilities	—	—	—	(364,321)
Change in fair value of warrants	290,100	2,043,300	5,688,200	2,209,000
Total other income (expense), net	1,023,423	2,046,704	6,513,306	1,856,974

Net income	$789,819	$1,731,205	$5,836,561	$1,213,240

Basic and diluted weighted average shares outstanding, Class A ordinary shares	13,800,000	13,800,000	13,800,000	10,716,484
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.10	$0.35	$0.34

Basic and diluted weighted average shares outstanding, Class B ordinary shares	3,450,000	3,450,000	3,450,000	3,349,451
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.00	$0.10	$0.29	$(0.73)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A
	Ordinary Shares		Class B		Additional		Total
	Subject to Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	13,800,000	$138,016,940	3,450,000	$345	$—	$(10,846,301)	$(10,845,956)

Accretion of Class A Ordinary shares subject to possible redemption	—	3,403	—	—	—	(3,403)	(3,403)

Net income	—	—	—	—	—	3,573,339	3,573,339

Balance - March 31, 2022	13,800,000	$138,020,343	3,450,000	$345	$—	$(7,276,365)	$(7,276,020)

Accretion of Class A Ordinary shares subject to possible redemption	—	88,380	—	—	—	(88,380)	(88,380)

Net income	—	—	—	—	—	1,473,403	1,473,403

Balance - June 30, 2022	13,800,000	$138,108,723	3,450,000	$345	$—	$(5,891,342)	$(5,890,997)

Accretion of Class A Ordinary shares subject to possible redemption	—	733,323	—	—	—	(733,323)	(733,323)

Net income	—	—	—	—	—	789,819	789,819

Balance - September 30, 2022	13,800,000	$138,842,046	3,450,000	$345	$—	$(5,834,846)	$(5,834,501)

IBERE PHARMACEUTICALS

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A
	Ordinary Shares		Class B		Additional		Total
	Subject to Redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	3,450,000	$345	$24,655	$(5,759)	$19,241

Sale of Unit Purchase Option	13,800,000	124,622,996	—	—	—	—	—

Proceeds in excess of fair value of Private Placement Warrants	—	—	—	—	967,000	—	967,000

Accretion of Class A Ordinary shares subject to possible redemption	—	13,381,579	—	—	(991,655)	(12,389,924)	(13,381,579)

Net loss	—	—	—	—	—	(405,698)	(405,698)

Balance — March 31, 2021	13,800,000	$138,004,575	3,450,000	$345	$—	$(12,801,381)	$(12,801,036)

Accretion of Class A Ordinary shares subject to possible redemption	—	4,140	—	—	—	(4,140)	(4,140)

Net loss	—	—	—	—	—	(112,267)	(112,267)

Balance - June 30, 2021	13,800,000	138,008,715	3,450,000	345	—	(12,917,788)	(12,917,443)

Accretion of Class A Ordinary shares subject to possible redemption	—	3,404	—	—	—	(3,404)	(3,404)

Net income	—	—	—	—	—	1,731,205	1,731,205

Balance - September 30, 2021	13,800,000	$138,012,119	3,450,000	$345	$—	$(11,189,987)	$(11,189,642)

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,836,561	$1,213,240
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(825,106)	(12,119)
Change in fair value of warrant liability	(5,688,200)	(2,209,000)
Transaction costs allocable to warrant liabilities	—	364,321
Unrealized loss on marketable securities held in trust account	—	—
Changes in operating assets and liabilities:
Prepaid expenses	126,250	(291,465)
Accrued expenses	(62,306)	136,397
Net cash used in operating activities	(612,801)	(798,626)

Cash Flows from Investing Activities:
Investment of cash and marketable securities in trust account	—	(138,000,000)
Net cash used in investing activities	—	(138,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	135,240,000
Proceeds from sale of Private Placement Warrants	—	4,835,000
Proceeds from promissory note — related party	159,666	31,159
Repayment of promissory note — related party	(800)	(200,159)
Payment of offering costs	—	(602,325)
Net cash provided by financing activities	158,866	139,303,675

Net Change in Cash	(453,935)	505,049
Cash – Beginning of period	458,388	175,366
Cash – End of period	$4,453	$680,415

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$333,493
Offering costs charged to additional paid-in capital	$—	$769,325
Deferred underwriting fee payable	$—	$4,830,000
Accretion of Class A Ordinary shares subject to possible redemption	$825,106	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Going Concern and Liquidity

As of September 30, 2022, the Company had $4,453 in its operating bank account, $138,842,046 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $355,801. As of September 30, 2022, $842,046 of the amount on deposit in the Trust Account represented interest income, which is available for the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses).

As of September 30, 2022 the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, remaining proceeds from the Initial Public Offering and sale of Private Placement Warrants and notes payable to the Sponsor. The Company expects to continue to incur significant costs in pursuit of its financing and acquisitions plans. In the event the Company does not complete a Business Combination by the date for mandatory liquidation of March 2, 2023, the Company is required to redeem the public shares sold in the Initial Public Offering. Additionally, if the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (Note 5). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company has no borrowings under the Working Capital Loans.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of 180 days or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

SEPTEMBER 30, 2022

(Unaudited)

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

As of September 30, 2022 and December 31, 2021, the recorded values of cash, prepaid expenses, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s marketable securities held in the Trust Account are comprised of U.S. government securities with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 13,800,000 ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

The Class A ordinary shares subject to possible redemption are subject to the subsequent measurement guidance in ASC 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to the Public Warrants, the initial carrying amount of the ordinary shares is less than $10.00 per share. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the subsequent measurement of the initial book value to redemption amount. Subsequent measurement to the carrying value of redeemable Class A ordinary shares is due to interest income and unrealized gains or losses on the marketable securities held in the Trust Account. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company recorded an accretion of $825,106 and $13,393,944, of which $0 and $991,655 was recorded in additional paid-in capital and $825,106 and $12,402,289 was recorded in accumulated deficit, respectively.

Net Income (Loss) Per Ordinary Share

The unaudited condensed statements of operations include a presentation of income (loss) per Class A redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the Class A redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, the accretion to redemption value of the Class A ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the company split the amount to be allocated using a ratio of 80% for the Class A public shares and 20% for the non-redeemable shares for the three and nine months ended September 30, 2022, reflective of the respective participation rights.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The earnings per share presented in the unaudited condensed statements of operations is based on the following:

	For the three	For the three
	months ended	months ended
	September 30, 2022	September 30, 2021
Net income	$789,819	$1,731,205
Less: Accretion of temporary equity to redemption value	(733,323)	(3,404)
Net income including accretion of temporary equity to redemption value	$56,496	$1,727,801

	For the three months ended
	September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$45,197	$11,299	$1,382,241	$345,560
Accretion of temporary equity to redemption value	733,323	—	3,404	—
Allocation of net income	$778,520	$11,299	$1,385,645	$345,560

Denominator:
Weighted-average shares outstanding	13,800,000	3,450,000	13,800,000	3,450,000
Basic and diluted net income per share	$0.06	$0.00	$0.10	$0.10

	For the	For the
	nine months ended	nine months ended
	September 30, 2022	September 30, 2021
Net income	$5,836,561	$1,213,240
Accretion of temporary equity to redemption value	(825,106)	(13,389,123)
Net income (loss) including accretion of temporary equity to redemption value	$5,011,455	$(12,175,883)

	For the nine months ended
	September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$4,009,164	$1,002,291	$(9,740,706)	$(2,435,177)
Accretion of temporary equity to redemption value	825,106	—	13,389,123	—
Allocation of net income (loss)	$4,834,270	$1,002,291	$3,648,417	$(2,435,177)

Denominator:
Weighted-average shares outstanding	13,800,000	3,450,000	10,716,484	3,349,451
Basic and diluted net income (loss) per share	$0.35	$0.29	$0.34	$(0.73)

In connection with the underwriters’ full exercise of the over-allotment option on March 2, 2021, 450,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of September 30, 2022 and 2021, there are no other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented. The Founder Shares were not included to calculate earnings per share as including the Founder Shares would be anti-dilutive.

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Income Taxes

ASC 740, Income Taxes, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

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

SEPTEMBER 30, 2022

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

The sale or transfers of the Founders Shares to members of the Company’s board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 100,000 shares granted to the Company’s board of directors was $401,000 or $4.01 per share. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on February 25, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $70,000 in fees for these services.

Promissory Notes — Related Party

On November 15, 2020, the Company issued a promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (i) the consummation of the Initial Public Offering. The Company borrowed $200,159 under the Promissory Note, and fully repaid the Promissory Note on April 16, 2021. On May 5, 2022, the Company issued a promissory note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $80,040 from the Sponsor (the “Simple Promissory Note”). The Simple Promissory Note is non-interest bearing and payable upon a Business Combination. On June 30, 2022, the Company issued an additional Simple Promissory Note to the Sponsor, pursuant to which the Company borrowed an aggregate principal amount of $79,626 from the Sponsor. As of September 30, 2022, the Company repaid $800 of the Simple Promissory Notes. As of September 30, 2022 and December 31, 2021, the Company had $158,866 outstanding borrowings under the Simple Promissory Note and $0 outstanding borrowings under the Promissory Note, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company has not entered into any related party loans.

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

SEPTEMBER 30, 2022

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

Contingent Fees

As of September 30, 2022, the Company incurred legal fees of approximately $935,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

As of September 30, 2022, the Company incurred consulting fees of approximately $40,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 13,800,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,450,000 Class B ordinary shares issued and outstanding.

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

IBERE PHARMACEUTICALS

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $138,842,046 and $138,016,940 in money market funds which are invested primarily in U.S. Treasury Securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$138,842,046	$138,016,940

Liabilities:
Warrant Liability – Public Warrants	1	552,000	3,726,000
Warrant Liability – Private Placement Warrants	2	96,700	2,610,900

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

SEPTEMBER 30, 2022

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 22, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $789,819, which consists of interest earned on marketable securities held in the Trust Account of $733,323 and change in fair value of warrants $290,100, offset by formation and operating costs of $233,604.

For the nine months ended September 30, 2022, we had a net income of $5,836,561, which consists of interest earned on marketable securities held in the Trust Account of $825,106 and change in fair value of warrants $5,688,200, offset by formation and operating costs of $676,745.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $612,801. The net income of $5,836,561 was affected by noncash charges related to the change in fair value of the warrant liability of $5,688,200 and interest earned on marketable securities held in the Trust Account of $825,106. Changes in operating assets and liabilities provided $63,944 of cash from operating activities.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $138,842,046 (including approximately $842,046 of interest income and unrealized gains) consisting of U.S. government securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $4,453. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Due to this error’s impact on our financial statements, we determined this to be a material weakness. This error in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies dated April 12, 2021. Upon further evaluation, as further described in our amended March 31, 2021 Quarterly Report due to the events that led to the restatement, a material weakness in our internal controls also exists as it relates to the accounting for temporary and permanent equity.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of September 30, 2022, this had not been fully remediated. We can offer no assurance that we will be able to fully remediate the material weakness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risks described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 10-K, except for the below risk factors. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

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

IBERE PHARMACEUTICALS

Date: November 14, 2022	By:	/s/ Osagie Imasogie
	Name:	Osagie Imasogie
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Lisa Gray
	Name:	Lisa Gray
	Title:	Chief Financial Officer, Executive Vice President and Director
(Principal Financial and Accounting Officer)